Form 10-K
period 2007-12-31
Newcastle Mortgage Securities Trust 2007-1
filed 2008-03-31
CIK 1403761

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-131374-61

      Newcastle Mortgage Securities Trust 2007-1
      (exact name of issuing entity as specified in its charter)

      Bear Stearns Asset Backed Securities I LLC
      (exact name of the depositor as specified in its charter)

      Newcastle Investment Corp.
      (exact name of the sponsor as specified in its charter)



  New York                                N/A
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  See Item 15 (Part IV).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.



                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Bear Stearns Financial Products Inc. provides an Interest Rate Swap Agreement and Cap Contract derivative instrument for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the interest rate corridor is less than 10%.

On March 16, 2008, JPMorgan Chase & Co. agreed to guarantee the obligations of Bear Stearns Financial Products Inc. under the Interest Rate Swap pursuant to the terms of the Guaranty Agreement described below in Item 1119. Additional disclosure with respect to JPMorgan Chase & Co. can be found below in Item 1119. The significance percentage represented by the guarantee of the Interest Rate Swap is less than 10%. Except with respect to the addition of this guarantee, the terms and conditions of the Interest Rate Swap remain unchanged.



Item 1117 of Regulation AB, Legal Proceedings.

The following updates disclosure which originally provided in connection with the Form 424B5 filed on July 13, 2007 by the trust, SEC Accession No. 0001068238-07-000848


On March 7, 2007, Fremont General announced that it, Fremont and Fremont General's wholly owned subsidiary, Fremont General Credit Corporation, have consented to the terms of a cease and desist order issued by the Federal Deposit Insurance Corporation on March 7, 2007 without admitting to the allegations contained therein. The cease and desist order requires, among other things, Fremont to cease and desist from the following:

* Operating with management whose policies and practices are detrimental to Fremont;
* Operating Fremont without effective risk management policies and procedures in place in relation to Fremont"s brokered subprime mortgage lending and commercial real estate construction lending businesses;
* Operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by Fremont;
* Operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses;
* Operating with a large volume of poor quality loans;
* Engaging in unsatisfactory lending practices;
* Operating with inadequate capital in relation to the kind and quality of assets held by Fremont;
* Operating with inadequate provisions for liquidity in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;
* Marketing and extending adjustable-rate mortgage products to subprime borrowers in an unsafe and unsound manner that greatly increases the risk that borrowers will default on the loans or otherwise cause losses to Fremont, including (1) adjustable-rate mortgage products that qualify borrowers for loans with low initial payments based on an introductory rate that will expire after an initial period, without adequate analysis of the borrower's ability to repay at the fully indexed rate, (2) adjustable-rate mortgage products containing features likely to require frequent refinancing to maintain affordable monthly payment or to avoid foreclosure, and (3) loans or loan arrangements with loan-to-value ratios approaching or exceeding 100 percent of the value of the collateral;
* Making mortgage loans without adequately considering the borrower's ability to repay the mortgage according to its terms; and
* Operating inconsistently with the Federal Deposit Insurance Corporation's Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

Limited Financial Information relating to Fremont. Pursuant to a Form 12b-25 filed on March 2, 2007, Fremont General, announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Pursuant to a Form 8-K filed on March 16, 2007, Fremont General announced that it would not file its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 before its extended deadline of March 16, 2007. On April 2, 2007, Fremont General announced in a Form 8-K filed with the Securities Exchange Commission that, Grant Thornton LLP ("Grant Thornton") resigned from its position as Fremont General's independent registered public accounting firm on March 27, 2007. On April 24, 2007, the audit committee of the board of directors of Fremont General announced that it has engaged Squar, Milner, Peterson, Miranda & Williamson as its independent accounting firm, engaged to complete the audit of the financial statements of Fremont General (and its subsidiaries, including Fremont) for the year ended December 31, 2006. As of the date hereof, Fremont has not finalized the reports of its financial operations for the year ended 2006 and consequently, current financial information relating to Fremont is unavailable at this time.

Exit from Subprime Residential Lending Business, Sale of Residential Servicing Platform and Sale of Commercial Loan Operations. On March 2, 2007, Fremont General also announced that, in light of the current operating environment for subprime mortgage lenders and recent legislative and regulatory events, Fremont intends to exit its subprime residential real estate lending business. Pursuant to Form 8- K's filed on March 21, 2007 and April 16, 2007, Fremont General announced that Fremont had entered into whole loan sale agreements with respect to the sale of the majority of its subprime residential mortgage loans in an aggregate amount of approximately $6.9 billion to various buyers, resulting in an expected pre-tax loss of $240 million. In addition, on April 16, 2007, Fremont General announced that it had entered into a letter of intent to sell Fremont's subprime residential servicing platform, as well as a portion of Fremont's subprime loan origination platform. There can be no assurance that Fremont General or its affiliates will complete the above-referenced transactions, or if completed, that any previously disclosed terms will not be changed or materially altered. Fremont also announced on May 21, 2007 that it had entered into definitive agreements to sell the commercial real estate lending business of Fremont and announced the completion of such sale on July 2, 2007. Sale of Minority Interest and Appointment of New Management.

On May 21, 2007, Fremont General announced that it had entered into an agreement for the sale of a minority stake in Fremont General to an investor group led by Gerald J. Ford and that, he, Carl B. Webb and J. Randy Staff were to become Chairman, CEO and CFO, respectively, of Fremont General and Fremont. The sale of the minority interest is subject to regulatory approval. Fremont General announced that effective June 29, 2007, Alan W. Faigin, the Secretary, General Counsel and Chief Legal Officer of Fremont General, was appointed interim President and Chief Executive Officer of Fremont, replacing Kyle R. Walker. It is expected that Mr. Faigin will serve in this position until he is succeeded by Carl B. Webb. Servicer Rating Actions. In addition, on March 5, 2007, Moody's Investors Service, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "SQ4+" from "SQ3+" and placed such rating on review for possible further downgrade and on March 6, 2007, Fitch Ratings, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "RPS4" from "RPS3+" and placed such rating on "Watch Negative", indicating that further downgrades of such rating are possible.

The following disclosure was provided in connection with the Form 8-K filed on March 5, 2008 by Fremont General Corp, SEC Accession No. 0000950134-08-004706:

On March 4, 2008, Fremont General Corporation ("Fremont General" or the "Company") doing business primarily through its wholly-owned bank subsidiary, Fremont Investment & Loan ("FIL" or the "Bank"), announced in a press release attached as Exhibit 99.1 hereto and incorporated herein by reference, that it received notices from two affiliated third party purchasers of an aggregate of $3.15 billion of residential sub-prime mortgage loans that the Bank had sold in March 2007, alleging that the Company was in default with respect to at least one of several obligations that the Company had undertaken in connection with such loan sales (the "Notices").

In March 2007, the Bank entered into two agreements (the "Loan Sale Agreements") with respect to the sale of residential sub-prime mortgage loans and related servicing to two affiliated third party purchasers as reported in the Company's press release which was reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007. To support the Bank's obligation to repurchase any loans that were sold in the transaction, which might subsequently breach any of the specific representations and warranties made in connection with the Loan Sale Agreements, Fremont General provided each of the purchasers with a guaranty to honor any of the Bank's obligations under such Loan Sale Agreements. In support of such guaranties, Fremont General covenanted that for two years following the effective date of such loan sale transactions (and for three years, if in connection with a sale, liquidation and certain other types of transactions involving the Company), it would not permit the Company's "tangible net worth," as defined in the guaranties, at any time to be less than $250 million. To the extent that Fremont General fails to comply with such covenant, it agreed to either provide a letter of credit acceptable to the purchasers in an amount equal to the tangible net worth deficiency (i.e., the difference between $250 million and Fremont General's then tangible net worth on an ongoing basis), or deposit into a reserve account from sources that would not otherwise further diminish the Company's tangible net worth an amount that would be equal to such tangible net worth deficiency.

Fremont General further agreed to deliver, on a quarterly basis after the effective date of the loan sale transactions, specified financial statements on both a consolidated basis and also of the Bank, along with a certification of the Company's chief financial officer, both with respect to such financial statements and as to compliance with the referenced tangible net worth covenant.


Fremont General has determined that the financial statement delivery obligations and related certifications for the quarters ended June 30, September 30 and December 31, 2007 were not delivered by Fremont General as required by the guaranties. Moreover, as previously disclosed in connection with ongoing reviews and the Company's preparation of its 2007 consolidated financial statements, which have not yet been completed, Fremont General and the Bank may need to record additional asset write-downs and reserves, which could result in further losses or, alternatively, will require the Bank to adjust downward its regulatory capital. Consequently, the Company's new management is not yet able to make delivery of its December 2007 financial statements and the related certifications required by the guaranties.


The Notices require Fremont General to provide the purchasers either with assurances that Fremont General meets the referenced tangible net worth covenant or to take the actions called for by the guaranties as discussed above. At this time, the Company's new management cannot confirm that Fremont General is able to satisfy the tangible net worth covenant as of December 31, 2007 due to its ongoing efforts to complete its 2007 consolidated financial statements, but believes it is likely that Fremont General will not be in compliance with such covenant at December 31, 2007 and, therefore, would be in default under the guaranties, as a result of the losses incurred during 2007 coupled with the possible additional write-downs and reserves that it may be required to establish. Under such circumstances, and given the Company's limited available liquidity and overall financial condition, Fremont General is not in a position to either provide a letter of credit or deposit cash into a reserve account. Although the Company's new management has initiated discussions with the purchasers to seek a waiver of this guaranty requirement, no assurances can be made as to whether such discussions will be successful or that the purchasers will not file a lawsuit against the Company or declare an event of default. To the extent that litigation is pursued and the Company was not successful in defending any such lawsuit, its ability to continue to conduct business as a going concern would be called into question. The Notices do not allege that the Bank is in breach of its obligations under the Loan Sale Agreements, but rather that Fremont General has failed to deliver the required financial statements and related certifications required under the guaranties.

The following disclosure was provided in connection with the Form 10-Q filed on November 9, 2007 by Fremont General Corp, SEC Accession No.
0000950137-07-016847:


On October 23, 2007, Morgan Stanley Mortgage Capital Holdings LLC filed a lawsuit in the United States District Court for the Southern District of New York against FIL alleging breaches with respect to residential mortgage loans it sold to Morgan Stanley between May 1, 2005 and December 28, 2006. The complaint alleges damages of at least $10 million. The case is in its very early stages and the Company cannot predict the outcome or effect it will have on its financial condition. However, the Company believes the lawsuit is without merit and will vigorously defend against it.


The following disclosure is provided according to the opinion of Suffolk County Superior Court Judge Ralph D. Gants

Commonwealth of Massachusetts v. Fremont Investment & Loan and Fremont General Corporation - The Massachusetts Attorney General has brought suit against Fremont in Suffolk County Superior Court alleging that Fremont engaged in unfair and deceptive subprime lending practices. The suit seeks a preliminary injunction requiring Fremont to obtain the approval of the Attorney General prior to foreclosing.

On February 25, 2008, the court entered an injunction which set forth special requirements before Fremont could foreclose on any loan deemed by the court to be "structurally unfair." Such loans are defined as having the following four characteristics:
* The loan has an adjustable rate with an introductory period of three years or less;
* The loan has an introductory or "teaser" rate that is at least three percentage points lower than the fully indexed rate;
* The borrower has a debt-to-income ratio that would have exceeded 50% if the lender's underwriter had measured the debt, not by the debt due under the teaser rate, but by the debt due under the fully indexed rate; and
* The loan to value ratio is 100% or the loan carries a substantial prepayment penalty or it contains a prepayment penalty that extends beyond the introductory period.

The court found these loans to be structurally unfair in large part by referencing the Massachusetts Predatory Home Loan Practices Act which prohibits certain loan terms in connection with loans defined as "high cost." Although the court acknowledged that there was no evidence that any of the Fremont loans in question were high cost loans and were therefore not subject to the Act, the court found that the Fremont loans fell within the "penumbra" of the concept of unfairness set forth in the Act.

For loans that are "structurally unfair" and that, in addition, are secured by the borrower's principal dwelling and are neither vacant nor uninhabitable, Fremont must seek foreclosure approval from the Attorney General. If the Attorney General objects and their concerns cannot be resolved, Fremont may apply to the court for permission to foreclose. The injunction applies to approximately 2,500 loans that were originated by Fremont and which Fremont continues to service, whether on its own behalf or on behalf of others. It is our understanding that Fremont intends to appeal the injunction and is seeking amicus support.

The following disclosure was provided by the company

On October 23, 2007, Morgan Stanley Mortgage Capital Holdings LLC filed a lawsuit in the United States District Court for the Southern District of New York against FIL alleging breaches with respect to residential mortgage loans it sold to Morgan Stanley between May 1, 2005 and December 28, 2006. The complaint alleges damages of at least $10 million. The case is in its very early stages and the Company cannot predict the outcome or effect it will have on its financial condition. However, the Company believes the lawsuit is without merit and will vigorously defend against it.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated July 13, 2007.

On March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of the Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including the Bear Stearns Financial Products Inc.'s obligations under the Interest Rate Swap Agreement and Cap Contract.
A copy of the Guaranty is filed as Exhibit 99.1 to this Form 10-K. Except with respect to the addition of this Interest Rate Swap Agreement and Cap Contract Guaranty, the terms and conditions of the Interest Rate Swap remain unchanged.

JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

1. Nationstar has identified the following noncompliance with servicing criteria 1122(d)(2)(i), 1122(d)(2)(vii)(B), 1122(d)(2)(vii)(D),
   1122(d)(4)(iv), and 1122(d)(4)(xiv) applicable to the Platform during the year ended December 31, 2007 as follows:

   1122(d)(2)(i) - Payments on mortgage loans were not deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt.

   1122(d)(2)(vii)(B) - Reconciliations prepared on a monthly basis for all asset-backed securities related accounts and related bank clearing accounts were not prepared within 30 calendar days after the bank statement cutoff date.

   1122(d)(2)(vii)(D) - Reconciliations prepared on a monthly basis for all asset-backed securities related accounts and related bank clearing accounts contained reconciling items that were not resolved within 90 calendar days of their original identification.

   1122(d)(4)(iv) - Payments on mortgage loans, including any payoffs, were made in accordance with the related mortgage loan documents but were not posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

   1122(d)(4)(xiv) - Delinquencies, charge-offs and uncollectible accounts were not recognized and recorded in accordance with the transaction agreements.

2. Nationstar has identified the following noncompliance with servicing criteria for Vendors identified, applicable to the Platform during the year ended December 31, 2007 as follows:

   American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.("Assurant")

   1122(d)(4)(xii) - Assurant's Report on Assessment of Compliance and related Attestation Report determined that it did not have sufficient policies and procedures to capture the information with respect to the Platform necessary to determine compliance with 1122(d)(4)(xii).

3. There were no material deficiencies in Nationstar's policies and procedures to monitor vendors.


The following remediation steps have been taken by Nationstar Mortgage to ensure that the servicing criteria applicable is complied with in future periods:

     1122(d)(2)(i) - 3 of 60 payments tested by external auditors were not deposited into the appropriate custodial bank accounts and related bank clearing accounts within two business days of receipt. Exceptions were on loans purchased from a third party servicer serviced under an interim service agreement. After expiration of the interim servicing period, payments continued to be sent to prior servicer, despite the borrowers having been notified of the change in servicer pursuant to applicable law. Payments will be sent to Nationstar going forward.

     1122(d)(2)(vii)(B) - 6 of 30 reconciliations tested were not prepared within 30 calendar days after the bank statement cutoff date. All 6 of the noted exceptions were reconciled within 1 calendar month (i.e. day 31) after the bank statement cutoff date. Previous controls were established to ensure that reconciliations were completed within 1 calendar month. Management has been instructed to ensure that reconciliations are now completed within the more rigorous Regulation AB servicing standards of 30 calendar days as opposed to one calendar month.

     1122(d)(2)(vii)(D) - 4 of 30 reconciliations tested contained reconciling items not resolved within 90 days of identification. Reconciling items were identified prior to the 90 day cutoff period and resolved subsequent to the 90 day cutoff period. All reconciling items noted were of a nominal amount. Nationstar has implemented monitoring controls including an account reconciliation status report, and a key performance indicator report which monitors bank account reconciliation timeliness, and the percentage of accounts which have 90-day reconciling items. Management personnel review both of these monitoring reports monthly.

     1122(d)(4)(iv) - 1 of 60 loan payoffs tested did not allocate principal, interest, and other items in accordance with the pool asset documents. Identified loan payoff exception was for a loan payoff where allocation was calculated manually by servicing personnel. The manually calculated payoff amount was within 0.01% of the actual payoff amount. Policies and procedures have been put in place that require future manual payoffs to require approval by management personnel prior to processing.

     1122(d)(4)(xiv) - 2 of 14 loan chargeoffs were not accurately reported to the Trustee. Nationstar has implemented monitoring controls including reconciling chargeoffs reported to the Trustee to loss amounts reported from servicing records.

Please be advised that as of January 1, 2008, Nationstar has implemented policies and procedures to ensure future compliance with all of the minimum servicing criteria required by Regulation AB.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Indenture, dated July 12, 2007, among Newcastle Mortgage Securities Trust 2007-1, as issuing entity, Wells Fargo Bank, N.A., as securities administrator, and The Bank of New York, as indenture trustee (As previously filed on Form 8-K filed on August 1, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.1) Sale and Servicing Agreement, dated July 12, 2007, among Bear Stearns Asset-Backed Securities I LLC, as depositor, Nationstar Mortgage LLC, as servicer, Newcastle Mortgage Securities Trust 2007-1, as issuing entity, Wells Fargo Bank, N.A., as master servicer, securities administrator and custodian, and The Bank of New York, as indenture trustee (As previously filed on Form 8-K filed on August 1, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.2) Amended and Restated Trust Agreement, dated July 12, 2007, among Bear Stearns Asset-Backed Securities I LLC, as depositor, Wilmington Trust Company, as owner trustee, and Wells Fargo Bank, N.A., as securities administrator (As previously filed on Form 8-K filed on August 1, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.3) Assignment and Recognition Agreement, dated July 12, 2007, among NIC II WL LLC, as assignor, Bear Stearns Asset-Backed Securities I, LLC, as assignee, Fremont Investment & Loan, as originator, and Nationstar Mortgage LLC (As previously filed on Form 8-K filed on August 1, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.4) Cap Contracts, dated July 12, 2007, between Bear Stearns Financial Products Inc. and Newcastle Mortgage Securities Trust 2007-1 (As previously filed on Form 8-K filed on August 1, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Nationstar Mortgage LLC as Servicer
    33.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.3 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Nationstar Mortgage LLC as Servicer
    34.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.3 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Nationstar Mortgage LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (99.1) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008

   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Newcastle Mortgage Securities Trust 2007-1
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Melissa Loiselle
   Melissa Loiselle, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Indenture, dated July 12, 2007, among Newcastle Mortgage Securities Trust 2007-1, as issuing entity, Wells Fargo Bank, N.A., as securities administrator, and The Bank of New York, as indenture trustee (As previously filed on Form 8-K filed on August 1, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.1) Sale and Servicing Agreement, dated July 12, 2007, among Bear Stearns Asset-Backed Securities I LLC, as depositor, Nationstar Mortgage LLC, as servicer, Newcastle Mortgage Securities Trust 2007-1, as issuing entity, Wells Fargo Bank, N.A., as master servicer, securities administrator and custodian, and The Bank of New York, as indenture trustee (As previously filed on Form 8-K filed on August 1, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.2) Amended and Restated Trust Agreement, dated July 12, 2007, among Bear Stearns Asset-Backed Securities I LLC, as depositor, Wilmington Trust Company, as owner trustee, and Wells Fargo Bank, N.A., as securities administrator (As previously filed on Form 8-K filed on August 1, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.3) Assignment and Recognition Agreement, dated July 12, 2007, among NIC II WL LLC, as assignor, Bear Stearns Asset-Backed Securities I, LLC, as assignee, Fremont Investment & Loan, as originator, and Nationstar Mortgage LLC (As previously filed on Form 8-K filed on August 1, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.4) Cap Contracts, dated July 12, 2007, between Bear Stearns Financial Products Inc. and Newcastle Mortgage Securities Trust 2007-1 (As previously filed on Form 8-K filed on August 1, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Nationstar Mortgage LLC as Servicer
    33.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.3 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Nationstar Mortgage LLC as Servicer
    34.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.3 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Nationstar Mortgage LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (99.1) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008